Form 10KSB
period 1996-06-30
NATIONAL SPECIALTY NETWORKS INC
filed 1996-10-15
CIK 895521

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - [Fee Required]
For the fiscal year ended June 30, 1996, due on September 28, 1996, actually filed on October 15, 1996.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                         For the transition period from

                       Commission file number 33-80944-LA

                        NATIONAL SPECIALTY NETWORKS, INC.
                 (Name of small business issuer in its charter)

           California                                           33-0403505
(State or other jurisdiction of                            (IRS Employer ID No.)
 incorporation or organization)

                          451 W. Lambert Rd., Suite 216
                           Brea, California 92821-3920
                    (Address of principal executive offices)

Issuer's telephone number (714) 256 9654

Securities registered under Section 12(b) of the Exchange Act:
       Title of each class             Name of each exchange on which registered
              None                                        None

Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, no par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 od Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuers' revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of August 15, 1996 - $0

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 15, 1996 - 1,225,534 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I
Item 1. Description of Business.

     National Specialty Networks, Inc., ("NSN"), received an order from the US Securities and Exchange Commission for its registration statement on Form SB-2 granting effectiveness on August 16, 1996.

     NSN is a healthcare management company organized in July 1989 to develop Specialty Preferred Provider Organizations (SPPOs) throughout the United States. NSN's SPPOs will be networks of healthcare providers (hospitals), referred to by NSN as Centers of Excellence or "COEs". These hospitals will be selected for membership in a SPPO because of demonstrated excellence in a particular, high-cost medical specialty (e.g., cardiac surgery, lithotripsy, neurosurgery, etc.), and will be able to provide such services at lower prices through the adoption of cost-control techniques known as Standard Treatment Protocols
(STPs).

     The business  concept for NSN was developed by Ronald D. Osborne and Philip
L. Ronning in 1988 in response to what they perceived were major inadequacies of preferred provider organizations (PPOs) and health maintenance organizations
(HMOs) for reducing or containing healthcare costs. SPPOs can be integrated with existing HMO, PPO and other employer-sponsored managed care programs to enable them to more effectively manage higher cost services, like open-heart surgery, neurosurgery, oncology, etc., where the greatest potential for cost reduction exists.

     A Specialty Preferred Provider Organization (SPPO) is a single service network of hospitals selected for excellence in that particular service. The selection of hospitals or Centers of Excellence (COEs) is more stringent than for current HMOs and PPOs and involves reviewing quality outcome data for all hospitals within each geographic region of a state to select the one which has consistently produced the best results. NSN will contract with that hospital at a rate lower than that hospital offers to conventional managed care programs in return for assurance that the COE will have exclusivity for patients of NSN's customers for that region. Of course, hospitals which are selected as NSN Centers of Excellence for one or more specialty services can still be full-service hospitals for non-SPPO patients, so that participation in a SPPO should represent a net gain in business for each Center of Excellence.

     A Standard Treatment Protocol (STP) consists of consensus-based conventions of the medical staff, nurses and clinical departments of a hospital associated with a single clinical service (e.g., open-heart surgery, gastroenterology, neurosurgery, oncology, organ transplantation, etc.) as to the best means of providing the service to a "typical patient" at a higher level of quality for a lower price.

     "Typical patients" are those patients under the age of 65 who are being treated for a single disease or specific problem, and who have no significant co-morbidities (i.e., no additional complicating diseases or disease states). This allows the course of treatment for a typical patient to be relatively predictable, standard and similar in resource consumption (as reflected in the number and the type of diagnostic tests, days of stay, drug therapies, etc.).

     "Atypical patients" are patients who are over 65 years of age or who have co-morbidities (e.g., a patient requiring open-heart surgery who is also diabetic or who has had the same surgery previously) and are at higher risk due to well-documented risk factors (e.g., morbid obesity, age, smoking history, etc.).

     It is the goal of hospitals using STPs to have as many patients as possible treated using Standard Treatment Protocols. STPs are typically written for the average patient in a category. Although atypical patients do not necessarily completely follow the STPs developed to standardize the healthcare provided to typical patients, they are subject to the protocol to the extent reasonable for each such atypical patient, and can often follow much of the protocol before "falling out" due to co-morbidities.

     Therefore, just because a patient is not "typical" does not necessarily mean that he or she will not be a "protocol patient" or that the protocol will not have an impact on his or her clinical course. Of course, there are some patients who, due to their clinical condition, will never be able to conform to the protocol, although this number is usually a very small percentage of the total. Additionally, many diagnostic categories are subdivided into natural subcategories, and specific protocols are written for each subdivided category instead of using a single protocol for the entire category. Subdivision of patients makes protocols more specific as well as increasing the percentage of typical patients in each category.

     Every category of patient that has STPs developed for it will feature a different percentage of "typical or average" patients, based upon the relative homogeneity of the patients, the surgical procedure involved (if any), and many other factors. This is no different from the mix of patients treated in hospitals today. The goal of the STP is to cover as many patients in a category that makes clinical "sense". Based on its experience in designing and implementing STPs, Ronning Management Group, Inc. has found that approximately 75% of each category of patients can be classified as "typical" or "average."

     STPs have been developed to improve productivity while preserving the better aspects of physician independence. At the same time, STPs are designed to reduce variations and deviations in medical treatments, and to significantly reduce unnecessary resource expenditures. The STP development process creates a hospital-sponsored, physician-centered forum for scrutinizing prevailing practice patterns, eliminating wasteful resource consumption, and formulating a "blueprint" for the optimum means of treating typical patients. NSN's STP process also includes developing monitoring systems to assure adherence to standardized protocols adopted by each hospital.

     As NSN has not commenced operations, Ronning Management Group, Inc. (RMG) has assisted NSN with the research and development of its STP program and has performed beta-site testing of NSN's STPs using RMG personnel and resources. RMG has entered into an agreement with NSN which provides that after NSN receives at least the minimum proceeds from this Offering, RMG will transfer its STP technology and contracts to NSN, and NSN will extend employment offers to RMG's STP staff.

     In addition to providing NSN's customers with cost containment services, SPPOs are designed to address three major problems in the healthcare industry. First, many healthcare professionals, and a large percentage of the public, believe that the healthcare system in the United States is in a cost crisis and current cost containment efforts are not working. For example, the annual cost for health coverage for each employed person in the United States is currently $4,000, and according to a study by A. Foster Higgins & Co., could be $20,000 or more by the year 2000. SPPOs are designed to reduce and contain healthcare costs to employers and hospitals.

     The second major healthcare problem that SPPOs are designed to address is the substantial duplication of high- cost tertiary care hospital services at the community level. In order to compete for patients in the healthcare market today, hospitals attract physicians, and the resulting patient referrals, by duplicating and attempting to surpass competing hospitals in terms of depth and breadth of state-of-the-art medical equipment, technology and services. Therefore, scarce and expensive medical resources are being wasted due to duplication of expensive equipment and services (such as CAT scans) at each hospital in a community. Competition among hospitals, fueled by conventional managed care programs which seek full-service hospitals and "one-stop-shopping" for their clients, drives hospitals deeper into costly duplication.

     Management believes that SPPOs can have a significant impact in reducing healthcare costs because of the potential of SPPOs for significantly reducing or eliminating the duplication of high-cost tertiary care services which is currently prevalent in virtually every population center in the United States.

     The third major healthcare problem, in management's opinion, is that current private sector managed care programs, such as HMOs, PPOs and Medicare, target and manage hospitals' prices for healthcare rather than hospitals' costs of providing healthcare. HMOs, PPO-related insurance programs and Medicare reimburse hospitals for inpatient care at rates which, in most cases, are lower than what it costs the hospitals to deliver care. Accordingly, most hospitals try to recover these losses by raising prices to non-managed care inpatients and to outpatients. This practice, called "cost shifting", resulted in almost $35 billion in additional costs in 1992 for non-managed care inpatients and all outpatients (including managed care outpatients), according to Richard L. Clark, President of the Healthcare Financial Management Association.

The Healthcare Industry

     For many employers, the cost of providing employee medical care is their single fastest growing operating expense. To cope with ever increasing medical costs, many large employers have altered employee benefit plans, thereby effectively reducing both the quantity and quality of employer-paid medical care. Many payers and providers currently believe that the healthcare delivery system in the United States is in a crisis, and that new and radically different solutions to this crisis must be found.

     Hospitals are experiencing declining revenues as the result of the federal government's system of Medicare reimbursements, state government policies regarding Medicaid payments, and private sector managed healthcare programs. As a result, most hospitals are trying to recover these losses through cost shifting, which is raising prices to non-managed care inpatients and to outpatients.

     As a  direct  result  of cost  shifting,  much  of the  effort  to  contain healthcare costs made by private sector payers during the past ten years by enrolling in HMOs and PPOs has proven fruitless in reducing the overall cost of healthcare. In spite of cost shifting, hospital costs have continued to escalate and hospital profits have continued to decline. Additionally, many hospitals now find that the majority of their business is subject to fixed-price reimbursements and that they are less able to cost shift to make up revenue shortfalls than they were in the past.

     Hospitals are also finding revenues and profitability reduced because health benefits providers are shopping for the best package prices they can negotiate for high-tech, complex medical procedures such as open heart surgery, coronary angioplasty and organ transplantation, among others. Consumers have also become increasingly sophisticated about quality-of-care issues and are demanding superior services in their communities.

     There are several divergent viewpoints held by members of the medical industry and politicians regarding various types of managed healthcare plans and healthcare in general. Currently there is considerable attention being given to some form of national health insurance by the healthcare industry, including physicians, hospitals and insurance companies, and by certain politicians who have introduced legislation designed to implement various types of healthcare reform and national health insurance.

     The current disagreement concerns which reforms, methods and systems should be introduced to "fix" the American healthcare system. Among the concerns being discussed in attempting to implement a workable and affordable American healthcare system are maintaining a high quality of healthcare for all patients, the escalating costs of healthcare coupled with the desire to contain healthcare costs to an affordable and reasonable level, patient convenience and promptness of treatment, the possible rationing of expensive healthcare procedures and tests, disincentives towards the development of new, high-cost medical technologies and tests, issues regarding liability and malpractice, and the continued ability of individual physicians to determine modes of treatment for their respective patients.

     Oregon and Hawaii have adopted comprehensive healthcare systems which are being examined by both federal and state politicians, regulators and others in the healthcare industry. The Canadian healthcare system has also been cited as an example of the direction in which the American healthcare system should move, although there remain serious concerns regarding the rationing and time delays involved in obtaining certain expensive healthcare procedures, which have resulted in certain wealthier Canadians travelling to the United States for prompt treatment of certain medical conditions for which they would have had to wait to be treated for in Canada.

     While these and other possible healthcare systems are currently being examined and discussed, no unified approach to resolving the concerns and problems facing the American healthcare system has been adopted or implemented as of the date of this Prospectus. Accordingly, there can be no assurance as to which of the numerous competing healthcare plans will be adopted in the future, if any. Management believes that regardless of the level of healthcare reform or national healthcare coverage adopted, the healthcare industry will continue to need a method for controlling healthcare costs and the quality of healthcare service.

     The current situation regarding increasing hospital costs and declining profits is being exacerbated because hospitals rely principally on physicians to make the majority of resource expenditure decisions. Approximately 80% of the variable costs experienced by a hospital are controlled by physicians, yet most of these physicians are not employed by the hospitals and are not under the direct control of hospital management. Due to divergent education, training and experience, physicians bring widely disparate approaches to the diagnosis and treatment of patients, even within the same clinical specialty.

     Physicians are obligated to practice medicine to the best of their ability and to exercise their best judgment in all aspects of patient care. While this has contributed in large measure to the evolution of the most technically-capable healthcare system in the world, an undesirable outcome has been the uncontrolled consumption of expensive resources. Physicians often demand high-tech equipment and devices to perform state-of-the-art diagnosis and treatment, which requires a sizable investment by hospitals, and as hospitals are increasingly in competition for high-quality physicians around whom strong clinical programs can be built, hospitals must provide these physicians with state-of-the-art, costly medical equipment if they wish to attract and retain their services.

     In order to continue to do business, hospitals must provide a product which is priced affordably enough to attract patient business, is of a sufficiently high quality and technical currency to attract both patients and physicians, and yet is produced at a cost which yields a profit sufficient to operate the institution profitably and fund future growth requirements. Cost containment and operating procedures must be implemented so that hospitals realize a reasonable profit from each service performed. Management believes that this goal can be met through structuring a managed care program which rewards excellence in medical care and cost control efforts by guaranteeing substantial referrals to selected hospitals.

Competition

     NSN is new and unseasoned, and thus it will have inherent difficulties seeking to enter its field. There are numerous firms, such as commercial insurance companies, which have not yet chosen to offer centers of excellence or SPPO services to their insureds, but which could if they made the decision to do so. For instance, Travelers Insurance Company is presently experimenting with a center of excellence (COE) program for cardiovascular services, and has issued a request-for-proposal (RFP) to a number of hospitals and some selected COEs.

     There are other companies with greater financial, management and marketing resources than NSN which may choose to engage in the Company's business and compete directly with the Company in the future. One such competitive organization is Health Star, a large national PPO which claims to provide health coverage for over one million people. Another such company is Healthcare Networks of America, Inc. (HNA). HNA has issued an RFP to an undisclosed number of hospitals and their medical staffs requesting bids to join one or more of what is planned to be 26 different specialty networks. None of the planned networks actually exists presently; all are still in the planning stage. The management of NSN is unaware of other potential competition which has a service comparable to, or competitive with NSN's proposed services, although others may exist.

     The principal competitive factors in the SPPO or COE market are: price of each tertiary service offered by each COE, management and data systems offered by each COE, the extent to which each COE has streamlined and standardized its service, and the extent to which each COE understands and convinces payers it can offer a higher level of customer group service.

     NSN is unaware of any company,  other that Ronning  Management  Group, Inc.
(RMG), an affiliate of NSN, which is currently offering a healthcare management service comparable to, or competitive with, the scope of the Standard Treatment Protocols (STPs) which NSN plans to provide. However, there may be current competitors of whom NSN is unaware.

     The American Hospital Association (AHA), in response to growing interest on the part of hospitals, recently conducted two seminars on the subject of tertiary centers of excellence. NSN was requested by the AHA to assist in identifying employers and insurers which may be planning to offer COE or SPPO networks to their beneficiaries. NSN was able to secure representatives from five of these companies to serve as speakers at the AHA seminars.

     To date, there have been attempts by groups of non-competing hospitals, spread over large geographic regions, to develop cardiovascular SPPO or COE networks. One such network has recently been developed in California and is currently being marketed to payers within the State. Another cardiovascular network has been developed nationwide by a group of non-competing cardiologists which has selected hospitals for participation based on their existing clinical reputations. To NSN's knowledge, these networks have not employed stringent selection standards such as low cost (without cost-shifting), demonstrated quality outcomes, or enhanced customers servicing capabilities to qualify participating hospitals as COEs. NSN intends to require these features of hospitals desiring to be in NSN's COE networks.

     The American Hospital Association (AHA) recently endorsed the development of standard treatment protocols to reduce hospital costs and enhance quality outcomes. This is a generic endorsement and does not apply specifically to the Company's STPs which encompass a more comprehensive approach to standardization. However, management believes this endorsement will encourage competition.

Standardization of Healthcare

     Individual hospitals that wish to participate in a SPPO network must concentrate on providing those medical services which they are best equipped to provide on a high-quality, low-cost basis. NSN has developed what management believes is an innovative methodology for hospitals to accomplish this by managing high-cost healthcare services while rewarding hospitals with significantly greater volumes of patients for their selected clinical services. However, to date, no hospital has yet executed an agreement with the Company as an SPPO member and that the lower rates to SPPO members can not yet be assured.

     Standard Treatment Protocols (STPs) are developed for major surgical and medical services. STPs produce high-quality, controlled-cost medical services for hospitals, and have the additional advantage of being developed in each participating hospital by the professionals who are actually providing healthcare services (i.e., the physicians, nurses and healthcare staff).

     STPs are developed in each hospital by using Clinical Paths (CPs), which outline the entire course of care provided to a typical patient. Clinical Paths standardize tests, procedures, therapies, etc. given to a patient during an entire hospital stay. The goal of the CP is to improve productivity by providing a "blueprint" for resource consumption and allocation and a treatment protocol for the care of the patient. The CP is designed to document the specific practices that are the most resource efficient and clinically appropriate and which result in the shortest appropriate length of stay. NSN facilitates the development of CPs through the involvement of appropriate hospital personnel.

     Cost models are constructed for each STP category to reflect the total costs of the resources typically consumed by the patients in this category. A sample of discharged patients' bills is used to construct a model that is chargeable line-item specific as a baseline starting point or average prior to implementing the STP. Through financial modeling, it is possible to calculate the typical amount of resources used in a specific STP category and the appropriate cost of each item charged to the patient. Most hospitals have this information available on a per-patient basis.

     The cost model aggregates those patients' bills and, through computer modeling, creates a typical patient's bill. If fully-allocated costs (direct costs plus indirect/overhead allocations) are available through an information system, they are used. If no cost accounting system is present, these calculations are performed through research. Once completed and validated, the baseline model had four repetitions of a diagnostic test, but the STP specifies only two repetitions of the same test. Thus it is possible to calculate the resource consumption and total cost to be expected for a patient treated in accordance with Standard Treatment Protocols.

     The key to the development of STPs is the designation of multi-disciplinary teams of selected physicians, nurses and other caregivers who are brought together in a process designed to create the protocols (standards) and to identify system problems and opportunities. It is important to recognize that for physicians to act to decrease costs and enhance quality, they, not consultants, must be responsible for developing the standards.

     NSN will coordinate the process and will provide the methodology for the analysis and discussion of clinical and economic issues. NSN will not make recommendations for change; rather, the participants in the process will make the recommendations for change. Based on RMG's experience, adoption and implementation of STPs requires approximately 180 days or less, depending upon the surgical or medical specialty and the particular circumstances in each hospital.

     There are two primary benefits to a hospital that develops a STP. The first is reduction in costs. Costs are reduced by reducing the consumption of resources, attaining enhanced medical quality through standardization of hundreds of individual tasks, a decreased average length of hospital confinement for patients, and enhanced communications between caregivers.

     The NSN healthcare model is designed to work by enabling a payer (a large or medium-sized self-insured employer, HMO, PPO or insurance company) to unbundle its healthcare benefit program by NSN developing a Specialty Preferred Provider Organization (SPPO) network for each of the highest-cost tertiary medical services. Depending on the extent to which the payer needs to cut its costs and is willing to risk alienating employees by limiting the choice of hospitals, the employer may carve out anywhere from one to fifteen services for which employees are directed to the SPPO network for medical care.

     Possible healthcare services to be included in SPPO networks are open heart surgery, neurosurgery, orthopedic surgery, oncology, head and spinal cord injury rehabilitation, gastroenterology, lithotripsy, ophthalmology, high-risk obstetrics, mental health, organ transplantation, and four other services to be selected by NSN from payer data. The SPPO network member hospitals will pay NSN to perform Standard Treatment Protocols for each of these services which they provide to a SPPO network.

The payer then contracts with NSN to do the following on its behalf:

     Identify, through a rigorous screening process, the highest-quality hospital in the payer's geographic area for each selected medical service.
In this regard, NSN has developed a Request for Proposal (RFP) which is submitted to each tertiary care hospital in a designated community or area, and which includes quality measurement criteria for each clinical service provided. Hospitals interested in participating then submit performance data, proposed rates, and letters agreeing to reduce the hospitals' costs for the selected services below the proposed contract rate within twelve months through the implementation of Standard Treatment Protocols (STPs) for each such service provided.

     Select the COE for each service, negotiate a contract with each COE, and initiate STP development consulting services with the contracted hospitals.

     Assist the payer in modifying its benefit plan to assure that patients exclusively use only NSN's COEs.

     Assist the payer in renegotiating all previously held hospital contracts to carve out the tertiary care services to be handled by NSN's COEs. NSN expects the residual rates from these hospitals will go down considerably due to the removal of catastrophic risk normally associated with the carved-out tertiary care services.

     The outcome of these steps, if they work as described, should be higher quality of tertiary care (due to the rigorous process for selection of providers), overall significant cost reduction (due to hospital implementation of STPs), elimination of the need for NSN's contract hospitals to cost shift (due to STP implementation and the hospitals' agreement to reduce costs below contract rates), and significant reduction of duplication of high-cost tertiary services within each community (due to significantly-reduced tertiary patient volume in hospitals that cannot produce performance outcome data sufficient to be selected as a COE).

NSN expects hospitals to be motivated to participate and to propose their lowest rates (1) because of the stature associated with being a center of excellence (COE) for one or more services and
(2) because they stand to receive an increased volume of patients. NSN will require each payer to modify its benefit plan to assure that all its patients for the contract services use only NSN's centers of excellence, and NSN's hospital agreement requires the hospital each COE to give NSN's SPPO members a rate that is at least 10% lower than is provided to any other payer. As NSN has not yet executed participation agreements with hospitals, there can be no guarantee that hospitals will provide the lower rates that NSN stipulates in its standard hospital participation agreement.

     The Company's pricing strategies for both one-time and ongoing fees have been designed not to exceed the resistance points of either payers or providers. Management believes that NSN's fee structure is such that providers (hospitals) will rapidly recover the cost of implementing STPs, taking into account the fees paid to NSN as well as other direct and indirect costs incurred by the hospital in the implementation process.

     Management believes that some of the benefits of using the CP/STP approach to patient care management include the reduced consumption of resources, the attainment of enhanced medical quality through the standardization of hundreds of individual tasks performed in major medical procedures, a decreased average length of hospital confinement for patients, and enhanced communications between all caregivers.

     To date, RMG has completed the development of twenty one STPs and has commenced the development of seven more STPs. RMG is also marketing STP implementation nationwide, and has a list of over eighteen hospitals considering implementation of STPs (i.e., each hospital has either received an STP proposal which it has requested and which it is evaluating, or has requested and received an STP presentation, or has requested and been sent STP evaluation information). RMG has agreed that if this Offering is successful, RMG will immediately transfer all STP rights and technology to NSN and will not compete with NSN, and NSN will extend offers of employment to RMG's STP staff.

     Due to the recent endorsement of the American Hospital Association for standardizing care as an effective means of achieving cost reduction and quality improvement, the response rate to limited mailings of STP marketing literature, and approximately eighteen hospitals currently discussing STP contracts with NSN's affiliate, Ronning Management Group, management believes that in the next five years, many hospitals will seriously consider developing STPs, for which they will need a consultant or STP vendor. (note: The American Hospital Association has not endorsed the Company's STPs.)

     Each hospital offers unique problems and opportunities for change. An example of the changes that resulted from RMG's STP implementation in one hospital's cardiovascular department include: modified requirements for pre-admission testing; revision of physician standing orders for pre- and post-catheterization and PTCA; decreases in the average number of diagnostic tests such as ECG, chest x-ray, arterial blood gases, etc.; establishment of new laboratory test panels to delete excessive and unnecessary tests and decrease costs; changes in procedures for cardiovascular surgery and catheterization to increase efficiency and control costs; establishment of appropriateness criteria to screen candidates for surgery and other procedures; creation of means for surgeon/cardiologist collaboration to determine the appropriateness of surgery versus non-surgical alternatives; and length-of-stay decreases through system efficiencies and changes in clinical practices.

     These are examples of positive, cost-effective changes which can be achieved through the protocol development process. Increased efficiency, enhanced quality and decreased case cost allow hospitals to price their services competitively while maintaining a reasonable profit margin. Importantly, costs are not "cost shifted", but truly reduced.

     Whether a provider operates in an environment which is heavily weighted towards managed healthcare or in a traditional fee-for-service structure, management believes that NSN will offer a process which yields high-quality healthcare services at a reduced cost to the hospital, and which enables the hospital to obtain better financial results from existing market share and to compete successfully for new business.

     NSN's payer and provider network participants will meet regularly to review issues of cost, quality and volume. Providers are expected to provide cost and quality data so that adherence to STPs can be audited by NSN. NSN manages the process and retains the right to expel any provider that fails to remedy deficiencies in expected levels of medical care or which has attempted to cost shift from the SPPO network.

     Ronning Management Group, Inc., an affiliate of the Company, guarantees its STP clients that RMG will identify cost reduction opportunities which will equal or exceed RMG's STP fee payable by the STP clients to RMG. NSN intends to continue this practice once the Company acquires RMG's STP business.

Item 2. Description of Property.

The Company does not own any real property.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of security holders during the fourth quarter.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

There is currently no public trading market for the Company's common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation.

     After the completion of its Offering, management intends to begin hiring employees necessary to establish a STP consulting division, and to hire qualified personnel for marketing, provider development, accounting, and systems and administration. NSN does not currently employ any paid staff. In addition to the current non-paid employees receiving appropriate salaries once the Company is funded, management intends to initially hire approximately ten or fifteen new employees to fill the required positions.

     NSN has already developed systems for the operations of the Company, and after the closing of its Offering, NSN plans to promptly complete the final development of the financial systems and administrative procedures which will be needed to operate the Company on the scale envisioned.

     Management believes that should NSN realize at least the minimum proceeds from its Offering, the Company will not need to seek any further funding for the twelve-month period following the completion of its Offering. NSN believes that the Company will meet future financial requirements through revenue from operations.

     NSN does not anticipate the need for any immediate further research regarding of the basic STP program or SPPO networks. Management believes that the STP program is sufficiently developed to commence STP operations immediately without any further development. Once the Company is funded, one of its principal objectives is the development of its initial SPPO networks, which are not yet developed.

     NSN does not intend to purchase any operating facilities for at least twelve months after the completion of its Offering. NSN currently uses office space free of charge pursuant to an informal month-to-month lease arrangement with Medworth Futures, Inc., an affiliate of the Company. The Company intends to lease new, larger facilities once full operations have commenced. NSN also intends to purchase or lease a computer system and other office equipment should the Company receive the maximum proceeds from its Offering.

     Once the required personnel are hired and other initial objectives are attained, management intends to notify the California hospitals which previously responded to NSN's Request for Proposal program, and which indicated an interest in becoming Centers of Excellence, that NSN has completed its Offering and will be contacting them soon regarding the development of NSN's California SPPO network.

     NSN then intends to notify the HMOs, PPOs, insurance companies and large self-insured employers which have previously expressed an interest in the NSN model that NSN will contact them in the near future regarding possible participation in NSN's California SPPO network. NSN intends to concurrently contact similar West Michigan organizations regarding the future development of a West Michigan SPPO network.

     Management anticipates that the Company will then complete the selection process for the Centers of Excellence in California. Once Centers of Excellence have been contracted, NSN will begin STP development at those COE hospitals and will commence negotiations between COEs, payers and NSN to form the California SPPO network. NSN also anticipates beginning similar activities with respect to the establishment and development of the West Michigan SPPO network.

     Using a carefully designed and rigorous selection process, NSN intends to identify the highest quality hospital in each community for each of fifteen high-cost services experienced by employers and insurers, to designate each such hospital as a Center of Excellence (COE), and to require each COE to implement at least one STP in order to cut costs and avoid cost shifting. NSN will then contract with each hospital at rates lower than the hospital currently offers in conventional HMOs and PPOs, enabled by the hospital's improved profit margin afforded by its STP development and implementation.

     Providers will pay a $120,000 fee for assistance in developing and implementing STPs for a major medical specialty (such as coronary bypass surgery) and a $1,500 monthly fee for ongoing network support. NSN will receive a one-time fee of $75,000 from payers (such as HMOs, PPOs, and large self-insured companies) for membership in, and the development of, each SPPO network, and the Company will also receive a monthly access fee calculated on either a per-employee-per-month basis or a twenty-five-percent-of-savings basis. For example, using the per-employee- per-month basis, at a per-employee cost of $2.20, a payer with 10,000 employees would pay NSN a total monthly access fee of $22,000.

     Management estimates that there are at least 15,000 companies and other payers which are suitable prospects for joining NSN's SPPOs in the next four years. This estimate is based on the number of employers with over 1,000 employees, as reported in Ward's Business Directory of U.S. Private and Public Companies 1993 and in the Statistical Abstract of the United States 1992.

     Management based these estimated fees on the actual experience of certain Officers of NSN with respect to SPPOs, and also from actual statistics and the results of the performance of contracted services by Ronning Management Group, Inc. (RMG), an affiliate of NSN, which will fully transfer its STP business to NSN once the Company commences operations.

     NSN's plan of operation for the next several years includes the development of SPPO networks for selected population centers throughout the United States for fifteen high-cost tertiary healthcare services, and to sell access to these SPPO networks to HMOs, PPOs and employer-sponsored managed care programs for integration with their existing networks. However, only four entities (and a benefits consulting company) have expressed any interest in membership in the Company's SPPO networks since the Company was found in 1989. One of the Company's priorities in the future will most certainly be its need to sell access to its SPPOs to payers.

     Management projects that NSN's potential for market acceptance and success will be based on the Company's ability to convince its target customers, employers who self insure or purchase healthcare benefits that are managed by HMOs or PPOs that : (1) the conventional HMO/PPO approach to encouraging all hospital networks to generalize and provide the full spectrum of services, including high-cost tertiary services, breeds wasteful duplication, mediocrity of performance in the services which are most difficult to perform, and minimal opportunity to generate constructive competition on a service-by-service basis; (2) its SPPOs, when integrated with conventional HMO/PPO networks, will reduce duplication and unnecessary capacity by using fewer hospitals to perform each specialty service; (3) its SPPOs will improve the quality of specialty care by selecting Centers of Excellence based on demonstrated excellence; (4) its SPPOs will improve specialty service cost performance beyond the reduction of duplication noted above through implementing STPs in each COE hospital; and (5) its SPPOs, when integrated with conventional HMO/PPO networks, will provide lower prices, less cost-shifting, and overall reduced healthcare costs.

     Management projects that the key capabilities NSN will need to develop and sell SPPOs are (1) an experienced managed care and provider relations staff; (2) an experienced managed care marketing/sales staff; (3) an efficacious process for selecting COEs which is respected by both employers and providers; (4) a process for developing STPS that is proven to reduce costs; (5) a means of providing assistance to employers, HMOs and PPOs in conveniently directing patients to COEs and in modifying their existing networks to accommodate SPPOs;
(6) a means of providing assistance to COE hospitals in developing patient friendly administrative and clinical service so that patients learn to accept some travel inconvenience; (7) management information systems that enable the effective collection of payer and provider data and (8) the administrative support of staff in the field and in main office; and an effective management team.

     The following chart describes the extent to which the above listed capabilities have been developed as of the date of this Prospectus:

              Capability                           Extent Developed                         Comments/Basis
1.       Managed care and               Partial.  Remainder to be recruited     CEO, Senior Vice President are
         provider relations staff       after receipt of proceeds.              experienced (see "Management").
2.       Managed care                   Need to be recruited.                   Will commence hiring upon receipt
         marketing/sales staff                                                  of proceeds.
3.       COE selection process          RFP document with selection             RFP was generally well received
                                        criteria have been developed.           by hospitals.  Process will be
                                        Selection process initiated in          continued upon receipt of proceeds.
                                        California and terminated
                                        (midway) in 1991 due to lack of
                                        funding.
4.       STP process                    Fully developed and tested in 21        Initial cost reduction results
                                        hospital programs.                      indicate that STP are successful in
                                                                                reducing costs.
5.       Assistance to employers        Fully developed.                        Available for review upon request.
6.       Assistance to providers        Fully Developed                         Available for review upon request.
7.       Information systems            Not developed.                          Will be acquired after receipt of
                                                                                proceeds.
8.       Management team                Partially hired.                        Remainder to be recruited after
                                                                                receipt of proceeds.

Item 7. Financial Statements.

Attached as Exhibit 1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

Ronald D. Osborne - President, CEO and Chairman of the Board of Directors Douglas E. Wells - Senior Vice President, Chief Financial Officer and Director Thomas J Gannon - Senior Vice President - Provider Relations
Kenia Casarreal, PhD. - Vice President - Organization Development
Phillip L. Ronning - Director

Item 10. Management Remuneration and Transactions.

No remuneration for any management members was paid during the preceeding fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Ronald D. Osborne - owns 379,817 shares
Douglas E. Wells - owns 122,521 shares
Thomas J Gannon - owns 102,622 shares
Kenia Casarreal, PhD. - owns 24,505 shares
Phillip L. Ronning - owns 238,880 shares
John W. Meyer - owns 122,521 shares
Charles W. Frac - owns 122,521 shares

Item 12. Management Transactions.

There were no management transactions to report during the last fiscal year.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K and 8-K/A.
During the last fiscal year the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 10, 1996

                                   NATIONAL SPECIALTY NETWORKS, INC.
                                        a California Corporation



                                   By:  /s/ Ronald D. Osborne
                                        Ronald D. Osborne
                                        President, CEO and Chairman of the Board



                                   By:  /s/ Douglas E. Wells
                                        Douglas E. Wells
                                        Senior Vice President and Chief
                                        Financial Officer



                                   By:  /s/ Thomas J. Gannon
                                        Thomas J. Gannon
                                        Senior Vice President



                                   By:  /s/ Phillip L. Ronning
                                        Phillip L. Ronning
                                        Director

EXHIBIT 1



                          INDEX TO FINANCIAL STATEMENTS



                                                                            Page

Report of Independent Auditors...............................................F-2

Balance Sheets...............................................................F-3

Statements of Operations.....................................................F-4

Statements of Stockholders' Equity...........................................F-5

Statements of Cash Flows.....................................................F-6

Notes to Financial Statements................................................F-7

                         REPORT OF INDEPENDENT AUDITORS




To:      The Board of Directors
         National Specialty Networks, Inc.
         (A Development Stage Enterprise)
         Brea, California

We have audited the accompanying balance sheets of National Specialty Networks, Inc., (a development stage enterprise), (the "Company") as of June 30, 1995 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1995 and 1996 and the results of its operations and its cash flows for each of the two years then ended in conformity with generally accepted accounting principles.




                                                   Durland & Company, CPAs, P.A.

Palm Beach, Florida
September 17, 1996

                        NATIONAL SPECIALTY NETWORKS, INC.
                        (A Development Stage Enterprise)
                                 Balance Sheets

                                                                            June 30, 1995             June 30, 1996
                                                                          ------------------        ------------------
                            ASSETS
CURRENT ASSETS
  Cash                                                                 $                 143                     2,043
                                                                          ------------------        ------------------
    Total current assets                                                                 143                     2,043
                                                                          ------------------        ------------------
OTHER ASSETS
  Deferred income tax asset (note 3)                                                       0                         0
                                                                          ------------------        ------------------
    Total other assets                                                                     0                         0
                                                                          ------------------        ------------------
Total Assets                                                           $                 143                     2,043
                                                                          ==================        ==================

             LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Notes payable (notes 4, 6)                                           $              42,285                    50,215
 Accrued interest                                                                      3,748                     7,336
                                                                          ------------------        ------------------
    Total liabilities                                                                 46,033                    57,551
                                                                          ------------------        ------------------

STOCKHOLDERS' EQUITY
  Common stock, no par value, authorized 15,000,000
    shares; 1,225,534 issued and outstanding. (note 5)                                23,693                    23,693
  Preferred stock, Series A, no par value ($1 stated value);
    authorized 2,000,000 shares; 915,714 shares issued and
    outstanding. (note 4)                                                            915,714                   915,714
  Treasury stock (note 6)                                                            (1,633)                   (1,633)
  Deficit accumulated during the development stage                                 (983,664)                 (993,282)
                                                                          ------------------        ------------------
Total Stockholders' Equity                                                          (45,890)                  (55,508)
                                                                          ------------------        ------------------
Total Liabilities and Stockholders' Equity                             $                 143                     2,043
                                                                          ==================        ==================

    The accompanying notes are an integral part of the financial statements.

                        NATIONAL SPECIALTY NETWORKS, INC.
                        (A Development Stage Enterprise)
                            Statements of Operations

                                                                                Period from
                                                                              July 14, 1989
                                           Years ended June 30,              (Inception) to
                                        1995                  1996            June 30, 1996
                       REVENUE
Expense re-imbursement             $            0                   0                    848
Interest                                        0                   0                  1,315
                                   ---------------      --------------      -----------------
  Total revenue                                 0                   0                  2,163
                                   ---------------      --------------      -----------------

                      EXPENSES
Human resources:
     NSN officers (note 5)                      0                   0                340,178
     RMG employees                              0                   0                 97,014
     Others                                     0                   0                 40,550
Consultants:
     NSN officers                               0                   0                109,167
     Others                                     0               1,000                 19,638
Professional fees                          13,956                 195                 66,690
Bad debt                                        0                   0                    454
Bank charges                                   23                  48                     71
Communications                                  0                   0                 17,485
Office rent and overhead                        0                   0                120,089
Office expenses                               115               2,603                 18,202
Public offering expense                         0               2,185                  2,185
Travel                                          0                   0                133,952
Interest                                    2,930               3,587                 23,709
Miscellaneous                                  52                   0                  6,061
                                   ---------------      --------------      -----------------
  Total expenses                           17,076               9,618                995,445
                                   ---------------      --------------      -----------------
Net loss before tax benefit               (17,076)             (9,618)              (993,282)
                                   ---------------      --------------      -----------------
Income tax benefit (note 3)                     0                   0                      0
                                   ---------------      --------------      -----------------
Net loss                           $      (17,076)             (9,618)              (993,282)
                                   ===============      ==============      =================
Weighted avg # of shares
  outstanding                           1,225,534           1,225,534              1,225,534
                                   ===============      ==============      =================
Net loss per share                 $        (0.01)              (0.01)                 (0.81)
                                   ===============      ==============      =================

    The accompanying notes are an integral part of the financial statements.

                        NATIONAL SPECIALTY NETWORKS, INC.
                        (A Development Stage Enterprise)
                       Statements of Stockholder's Equity

                                                                                                                        Total
                                    Common            Preferred          Treasury             Accumulated           Stockholders'
                                     Stock              Stock              Stock                Deficit                Equity

BALANCE, June 30, 1992           $       9,900                  0                  0              (920,511)             (910,611)

Capital investment:                          0            915,714                  0                     0               915,714
                                         9,600                  0                  0                     0                 9,600

Net loss                                     0                  0                  0               (21,272)              (21,272)
                                 --------------      -------------      -------------       ---------------      ----------------

BALANCE, June 30, 1993                  19,500            915,714                  0              (941,783)               (6,569)

Capital transaction:                         0                  0             (1,633)                    0                (1,633)
                                         4,193                  0                  0                     0                 4,193

Net loss                                     0                  0                  0               (24,805)              (24,805)
                                 --------------      -------------      -------------       ---------------      ----------------

BALANCE, June 30, 1994                  23,693            915,714             (1,633)             (966,588)              (28,814)

Net loss                                     0                  0                  0               (17,076)              (17,076)
                                 --------------      -------------      -------------       ---------------      ----------------

BALANCE, June 30, 1995                  23,693            915,714             (1,633)             (983,664)              (45,890)

Net loss                                     0                  0                  0                (9,618)               (9,618)
                                 --------------      -------------      -------------       ---------------      ----------------

BALANCE, June 30, 1996           $      23,693            915,714             (1,633)             (993,282)              (55,508)

                                 ==============      =============      =============       ===============      ================

    The accompanying notes are an integral part of the financial statements.

                        NATIONAL SPECIALTY NETWORKS, INC.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows

                                                                                                                     Period from
                                                                                                                   July 14, 1989
                                                                                 Years ended June 30,              (Inception) to
                                                                             1995                    1996           June 30, 1996
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                            $          (17,076)             (9,618)            (993,282)
Adjustments to reconcile net loss to net cash used for
development activities:
    Stock issued for services rendered                                                0                   0              23,000
    Increase in interest payable                                                  2,930               3,588               7,336
    (Increase) decrease in interest receivable                                        0                   0                   0
                                                                         --------------      --------------        --------------
Net cash used for development activities                                       (14,146)             (6,030)            (962,946)
                                                                         --------------      --------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of fixed assets                                                                  0                   0               6,000
                                                                         --------------      --------------        --------------
Net cash provided by investing activities                                             0                   0               6,000
                                                                         --------------      --------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash                                                          0                   0                 693
Notes payable under third-party development agreements
 (note 2)                                                                             0                   0             899,315
Cash received for notes payable                                                  16,034               7,930              62,728
Cash used to reduce notes payable                                               (1,860)                   0              (3,747)
                                                                         --------------      --------------        --------------
Net cash provided by financing activities                                        14,174               7,930             958,989
                                                                         --------------      --------------        --------------

(Decrease) increase in cash                                                          28               1,900               2,043
                                                                         --------------      --------------        --------------
CASH, beginning of period                                                           115                 143                   0
                                                                         --------------      --------------        --------------
CASH, end of period                                                 $               143               2,043               2,043
                                                                         ==============      ==============        ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest paid in cash                                               $                 0                   0                 837
                                                                         ==============      ==============        ==============
Preferred stock issued for notes payable                            $                 0                   0             915,714
                                                                         ==============      ==============        ==============

    The accompanying notes are an integral part of the financial statements.

                        NATIONAL SPECIALTY NETWORKS, INC.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements

     (1) Summary of Significant Accounting Policies
     The Company. National Specialty Networks, Inc. is a California chartered development stage corporation which conducts business from its headquarters in Brea, California and was incorporated on July 14, 1989.

     The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the years then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the book-tax difference of accounting for the development expenses. (see note
(3)).

     The following summarize the more significant accounting and reporting policies and practices of the Company:

     a) Furniture and equipment Furniture and equipment was carried at cost during the development process. In March 1992 NSN sold all of its furniture and equipment. At that time the cost was removed from the accounts and the resulting loss reflected in the development expenses.

     The Company expects that future expenditures for furniture and equipment will be capitalized, and depreciated over the estimated useful life of the assets. Expenditures for maintenance and repairs will be charged to operations as incurred.

     b) Notes payable The Company issued notes payable to various parties pursuant to third-party development agreements (note (2)). Interest on the notes was capitalized into the principal balance of the notes during the development process pursuant to the third-party development agreements.

     c) Net loss per share Net loss per share is computed by dividing the net loss by the number of shares outstanding during the period.

     (2) Development expenses The Company entered into third-party agreements with two companies and two individuals in January 1990 for the development of its Standard Treatment Protocols (STP) concept, the Specialty Preferred Provider Organization (SPPO) concept and the search for funding from independent third parties.

     The two contracted companies (whose principals are founders and stockholders of NSN) are independent health care consulting companies which are currently expected to remain in their primary businesses subsequent to the initial public offering. The principals of one of the companies, Ronning Management Group, Inc. (RMG), will be involved in the operations of NSN on a part-time basis. The principal of the other company, Medworth Futures, Inc., and the two individuals will be involved in the operations of NSN full-time upon funding of the company.

     Financial   Accounting   Standards  Board  (FASB)  Statement  of  Financial
Accounting Standards 2 (SFAS 2) requires that all internally generated development costs be charged to expense when incurred. SFAS 68 requires that a company which is obligated to repay another for development costs under a funding agreement must record a liability to the extent of its obligation and charge the costs to expense as incurred. Accordingly, NSN charged its development costs to expense as incurred, and recorded the liability incurred under the third- party agreements. 100% of the cumulative total development expenses relate to the development of the STP concept, the development of the SPPO concept and NSN's search for funding from independent third parties to allow NSN to begin marketing both the STP and SPPO concepts.

                        NATIONAL SPECIALTY NETWORKS, INC.
                        (A Development Stage Enterprise)
                    Notes to Financial Statements, continued

     (3) Income taxes The Company recorded the development costs as expenses in the period when incurred for financial statement purposes, per note 2 above. However, for state income tax purposes, the development costs were recorded as an intangible asset to be amortized over future years. The primary purpose for this treatment for tax purposes is to retain the tax benefit of the development costs. California tax law does not recognize operating loss carry-forwards as the Federal tax code does. Therefore, by capitalizing and amortizing these costs, the tax benefit of the development costs is retained for state tax purposes rather than being lost forever, (which immediate expensing would cause). This treatment will require a longer time before the tax benefit of the costs is realized, but will increase the tax benefit realized over time.

     California tax law was changed for tax years beginning after January 1, 1994. California tax law now recognizes net operating loss carryforwards on the same basis as the federal tax code. The amounts recorded as deferred income tax assets at June 30, 1995 and 1996, $293,100 and $291,032 respectively, represent the amount of tax benefit of loss carry-forwards. The Company has established a $291,032 valuation allowance against this asset, as currently it is not more likely than not to be realized through the generation of sufficient future taxable income within the carry-forward period.

     (4) Exchange of notes payable for preferred stock On September 30, 1992, the board of directors of the Company authorized the Company to issue 2,000,000 shares of no par value preferred stock. The Company then entered into an agreement with the parties holding the notes payable to exchange the balance of the notes for an equal amount of preferred stock of the Company. This issuance of preferred is referred to as Series A, carries a $1 per share stated value and a cumulative dividend rate of 6%, payable from earnings on or after January 1, 1995, to the extent cash is available and the board of directors declare such payment. The remaining balance of preferred shares are to remain unissued for possible future use.

     (5) Stockholders' equity The Company has authorized 1,666,666 shares of no par value common stock. In December 1990, the Company issued 11,000 shares to the founders in exchange for $198 in cash. In April 1991, the Company issued 27,500 shares to the founders in exchange for $495 in cash. In June 1991, the Company issued 511,500 shares to the founders in exchange for services valued at $9,207. These services were valued at 50% of current full-time employment consideration.

     On September 30, 1992, the board of directors authorized an increase of authorized shares from 100,000 shares to 1,666,666 by splitting the existing shares 1 share for 16.66666 shares. On October 2, 1992, the board of directors authorized the issuance of 533,333 additional shares of the Company's common stock to the founding shareholders in consideration of past services to the corporation with the same basis as their previously held shares, or 1.8 cents per share. On December 20, 1993, the board of directors and stockholders of the Company voted to increase the authorized number of shares of common stock of the Company to 2,000,000 shares.

     On December 31, 1993, the board of directors authorized the issuance of 130,000 additional shares of the Company's common stock to the founding shareholders in consideration of past services to the corporation with the same basis as their previously held shares, or 1.8 cents per share. In February 1994, the Company sold 102,939 shares of the Company's common stock for $1,853 in services rendered to the Company. These shares were valued by the board at 1.8 cents per share. On May 31, 1994, the board of directors and stockholders of the Company increased the authorized number of shares of the Company to 15,000,000 shares.

     (6) Repurchase of a founders stock for a note payable In August 1993, the Company entered into an agreement to repurchase all the common stock held by one of the founders pursuant to the Company's Founders Shareholder Agreement. The 90,738 shares were repurchased as treasury stock at a price of $0.018 per share, for a total of $1,633.28. The Company issued a note payable to the stockholder for this sum. This note carries a stated interest rate of 5.23%.

                        NATIONAL SPECIALTY NETWORKS, INC.
                        (A Development Stage Enterprise)
                    Notes to Financial Statements, continued

     (7) Common stock public offering The board of directors authorized the Company to sell up to 500,000 shares of the Company's common stock in a "self-underwritten" public offering pursuant to a Registration Statement on Form SB-2 under the Securities Act of 1933. This offering is being made with a 90,000 share minimum, and is effective for one year from the effective date of the registration, August 16, 1996. On December 31, 1993 the board of directors voted to increase the number of shares to be sold to the public from 500,000 to 675,000.

     On October 13, 1995, the Department of Corporations of the State of California issued an effective order for the sale of the Company's securities in the State of California. This order imposes certain financial qualifications on California resident purchasers of the Company's securities.

     (8) Completion of Concept Development The Company completed the development stages of the STP and SPPO concepts and RMG completed the beta site testing of the STP concept as of September 30, 1992. The Company is still classified as a development stage enterprise as it is still in the process of raising the funds to begin operations, and it has not yet begun its intended operations.

     The Company has entered into an agreement with Ronning Management Group, Inc. (RMG) whereby RMG has begun the marketing of STPs. RMG has entered into and completed several contracts for STP development for third parties. The major provisions of this agreement are:

     a) As soon as NSN receives at least the minimum proceeds under the common stock public offering (see note (7)) RMG will transfer the STP technology (i.e., methodologies, processes, data base, charge cost model, etc.) and the rights to develop STPs to NSN. NSN expects to extend employment offers to those RMG staff members currently working on STPs.

     b) RMG will also assign any existing STP contracts in progress to NSN. Should any third party to an existing STP contract refuse to allow RMG to assign such contract to NSN, RMG will subcontract the completion of the contract to NSN, and remit 80% of the remaining contract revenue to NSN.

     c) NSN will pay RMG a marketing royalty of 20% of NSN's receipts on any STP contract assigned under b) above, as well as on the first 7 contracts NSN enters into.

     d) The three principals of RMG will become part-time consultants to NSN for a period of 5 years. RMG will bill NSN for the hours worked by these individuals for NSN at approximately 80% of RMG's normal billing rates. Annual billings by RMG to NSN for these services are limited to the lesser of $420,000 or 33% of NSN's STP contract revenues.

     e) RMG and its principals agree not to compete with NSN in the provision of consulting services to develop STPs for third parties.

     f) The Company and RMG have developed cross-referral fee schedules, as well as cross right of first refusal agreements pursuant to medical consulting services requested by third parties during other engagements. The minimum cross referral fees are set at 10% of revenues received by the other company.

     g) NSN expects to develop a sales commission schedule for employees as well as a separate schedule for third party brokers for the sale of STP contracts. RMG and its employees will be covered by the schedule developed for third party brokers.

                        NATIONAL SPECIALTY NETWORKS, INC.
                        (A Development Stage Enterprise)
                    Notes to Financial Statements, continued

     (8) Completion of Concept Development, continued The Company has also entered into an agreement with Medworth Futures, Inc. which provides the following:

     a) MFI and its principal agree not to compete with NSN in either the provision of specialty managed care or consulting services to develop STPs.

     b) NSN expects to develop a sales commission schedule for employees as well as a separate schedule for third party brokers for the sale of STP contracts. NSN and its employees will be covered by the schedule developed for third party brokers.

     (9) Related party transactions The Company currently occupies office space in MFI's offices on a rent-free basis. MFI allows this because the President and sole stockholder of MFI is a stockholder in the Company, and the Company's current principal activities at this stage are primarily related to its common stock public offering.