Form 10QSB
period 1996-09-30
NATIONAL SPECIALTY NETWORKS INC
filed 1996-11-14
CIK 895521

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

Registrant's telephone number including area code (714) 256 9654

     Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 1996 - 1,225,534 shares of common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                         PART I - Financial Information

Item 1. Financial Statements


                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page

Balance Sheets   ............................................................F-2

Statements of Operations  ...................................................F-3

Statements of Stockholders' Equity  .........................................F-4

Statements of Cash Flows   ..................................................F-5

Notes to Financial Statements  ..............................................F-6

                        NATIONAL SPECIALTY NETWORKS, INC.
                        (A Development Stage Enterprise)
                                 Balance Sheets

                                                                              June 30, 1996  Sept 30, 1996
                                                                                ----------    ----------
                            ASSETS                                                            (Unaudited)
CURRENT ASSETS
  Cash ......................................................................   $    2,043         1,149
                                                                                ----------    ----------
    Total current assets ....................................................        2,043         1,149
                                                                                ----------    ----------
OTHER ASSETS
  Deferred income tax asset (note 3) ........................................            0             0
                                                                                ----------    ----------
    Total other assets ......................................................            0             0
                                                                                ----------    ----------
Total Assets ................................................................   $    2,043         1,149
                                                                                ==========    ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Notes payable (notes 4, 6) ................................................   $   50,215        58,676
 Accrued interest ...........................................................        7,336         8,378
                                                                                ----------    ----------
    Total liabilities .......................................................       57,551        67,054
                                                                                ----------    ----------

STOCKHOLDERS' EQUITY
  Common stock, no par value, authorized 15,000,000
    shares; 1,225,534 issued and outstanding. (note 5) ......................       23,693        23,693
  Preferred stock, Series A, no par value ($1 stated value);
    authorized 2,000,000 shares; 915,714 shares issued and
    outstanding. (note 4) ...................................................      915,714       915,714
  Treasury stock (note 6) ...................................................       (1,633)       (1,633)
  Deficit accumulated during the development stage ..........................     (993,282)   (1,003,679)
                                                                                ----------    ----------
Total Stockholders' Equity ..................................................      (55,508)      (65,905)
                                                                                ----------    ----------
Total Liabilities and Stockholders' Equity ..................................   $    2,043         1,149
                                                                                ==========    ==========






    The accompanying notes are an integral part of the financial statements.

                        NATIONAL SPECIALTY NETWORKS, INC.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)

                                                                                   Period from
                                                                                  July 14, 1989
                                         3 Months ended September 30,            (Inception) to
                                           1995                1996               Sept 30, 1996

                       REVENUE
Expense re-imbursement                 $         0                   0                    848
Interest                                         0                   0                  1,315
                                      ---------------      --------------      -----------------
  Total revenue                                  0                   0                  2,163
                                      ---------------      --------------      -----------------

                      EXPENSES
Human resources:
     NSN officers (note 5)                       0                   0                340,178
     RMG employees                               0                   0                 97,014
     Others                                      0                   0                 40,550
Consultants:
     NSN officers                                0                   0                109,167
     Others                                      0                   0                 19,638
Professional fees                                0                   0                 66,690
Bad debt                                         0                   0                    454
Bank charges                                    18                   0                     71
Communications                                   0                   0                 17,485
Office rent and overhead                         0                   0                120,089
Office expenses                                  0               1,204                 19,406
Public offering expense                          0               7,950                 10,135
Travel                                           0                   0                133,952
Interest                                       832               1,043                 24,752
Miscellaneous                                    0                 200                  6,261
                                       ---------------      --------------      -----------------
  Total expenses                               850              10,397              1,005,842
                                       ---------------      --------------      -----------------
Net loss before tax benefit                   (850)            (10,397)            (1,003,679)
                                       ---------------      --------------      -----------------
Income tax benefit (note 3)                      0                   0                      0
                                       ---------------      --------------      -----------------
Net loss                               $      (850)            (10,397)            (1,003,679)
                                       ===============      ==============      =================
Weighted average number of
  shares outstanding                     1,225,534           1,225,534              1,225,534
                                       ===============      ==============      =================
Net loss per share                     $     (0.01)               (0.01)                (0.82)
                                       ===============      ==============      =================




    The accompanying notes are an integral part of the financial statements.

                        NATIONAL SPECIALTY NETWORKS, INC.
                        (A Development Stage Enterprise)
                       Statements of Stockholder's Equity
                                   (Unaudited)

                                                                                                                   Total
                                 Common            Preferred          Treasury             Accumulated          Stockholders'
                                  Stock              Stock              Stock                Deficit               Equity

BALANCE, June 30, 1996       $       9,900                  0               0               (920,511)             (910,611)

Net loss                                 0                  0               0                (10,397)              (10,397)
                              --------------      -------------      -------------     -----------------      ------------------

BALANCE, Sept 30, 1996       $      23,693            915,714          (1,633)            (1,003,679)              (65,905)

                              ==============      =============      =============     =================      ==================





































    The accompanying notes are an integral part of the financial statements.

                        NATIONAL SPECIALTY NETWORKS, INC.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                  Period from
                                                                                                  July 14, 1989
                                                                 3 Months ended September 30,     (Inception) to
                                                                       1995          1996          Sept 30, 1996

CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss ......................................................   $     (850)      (10,397)         (1,003,679

Adjustments to reconcile net loss to net cash used for
development activities:
    Stock issued for services rendered ........................            0             0              23,000
    Increase in interest payable ..............................          832         1,043               8,379
    (Increase) decrease in interest receivable ................            0             0                   0
                                                                   ----------    ----------          ----------
Net cash used for development activities ......................          (18)       (9,354)           (972,300)
                                                                   ----------    ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of fixed assets ..........................................            0             0               6,000
                                                                   ----------    ----------          ----------
Net cash provided by investing activities .....................            0             0               6,000
                                                                   ----------    ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash ..................................            0             0                 693
Notes payable under third-party development agreements
 (note 2) .....................................................            0             0             899,315
Cash received for notes payable ...............................            0         8,460              71,188
Cash used to reduce notes payable .............................            0             0              (3,747)
                                                                   ----------    ----------          ----------
Net cash provided by financing activities .....................            0         8,460             967,449
                                                                   ----------    ----------          ----------

(Decrease) increase in cash ...................................          (18)         (894)              1,149
                                                                   ----------    ----------          ----------
CASH, beginning of period .....................................          143         2,043                   0
                                                                   ----------    ----------          ----------
CASH, end of period ...........................................   $      125         1,149               1,149
                                                                   ==========    ==========          ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest paid in cash .........................................   $        0             0                 837
                                                                   ==========    ==========          ==========
Preferred stock issued for notes payable ......................   $        0             0             915,714
                                                                   ==========    ==========          ==========


    The accompanying notes are an integral part of the financial statements.

                        NATIONAL SPECIALTY NETWORKS, INC.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)

(1) Summary of Significant Accounting Policies
     The Company. National Specialty Networks, Inc. is a California chartered development stage corporation which conducts business from its headquarters in Brea, California and was incorporated on July 14, 1989.

     The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the years then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the book-tax difference of accounting for the development expenses (see note 3 ). The financial statements for the three months ended September 30, 1995 and 1996 include all adjustments which in the opinion of management are necessary for fair presentation. The following summarize the more significant accounting and reporting policies and practices of the Company:

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

     b) Notes payable The Company issued notes payable to various parties pursuant to third-party development agreements (note 2). Interest on the notes was capitalized into the principal balance of the notes during the development process pursuant to the third-party development agreements.

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

                        NATIONAL SPECIALTY NETWORKS, INC.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements

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

     California tax law was changed for tax years beginning after January 1, 1994. California tax law now recognizes net operating loss carryforwards on the same basis as the federal tax code. The amounts recorded as deferred income tax assets at September 30, 1995 and 1996, $295,354 and $301,104 respectively, represent the amount of tax benefit of loss carry-forwards. The Company has established a $301,104 valuation allowance against this asset, as currently it is not more likely than not to be realized through the generation of sufficient future taxable income within the carry-forward period.

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

                        NATIONAL SPECIALTY NETWORKS, INC.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements

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

     The Company has entered into an agreement with Ronning Management Group, Inc. (RMG) whereby RMG has begun the marketing of STPs. RMG has entered into and completed several contracts for STP development for third parties. The major provisions of this agreement are:

     a) As soon as NSN receives at least the minimum proceeds under the common stock public offering (see note 7) RMG will transfer the STP technology (i.e., methodologies, processes, data base, charge cost model, etc.) and the rights to develop STPs to NSN. NSN expects to extend employment offers to those RMG staff members currently working on STPs.

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

     The Company has also entered into an agreement with Medworth Futures, Inc. which provides the following:

                        NATIONAL SPECIALTY NETWORKS, INC.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements

     (8) Completion of Concept Development, continued
     a) MFI and its principal agree not to compete with NSN in either the provision of specialty managed care or consulting services to develop STPs.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

     The following chart describes the extent to which the above listed capabilities have been developed as of the date of this report:

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

                                            PART II - Other Information

Item 1. Legal Proceedings.
The Company is not a party to any pending legal proceedings.

Item 2. Changes in Securities
None to report.

Item 3. Defaults Upon Senior Securities
None to report.

Item 4. Submission of Matters to a Vote of Security Holders.
     The Company did not submit any matters to a vote of security holders during the first quarter.

Item 5. Other Information
None to report.

Item 6. Exhibits and Reports on Form 8-K and 8-K/A.
During the first quarter the Company did not file any reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 1996

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