Form 10KSB/A
period 1996-06-30
NATIONAL SPECIALTY NETWORKS INC
filed 1996-11-29
CIK 895521

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               Form 10-KSB/A No. 1

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - [Fee Required]
For the fiscal year ended June 30,  1996

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

Date: November 25, 1996

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